Form 10-K
GS MORTGAGE SEC CORP MORT PASS THR CERTS SER 2003-HE2
filed 2004-03-26
CIK 1261254

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-100818-13


        Goldman Sachs Mortgage Securities Corp.
        Mortgage Pass-Through Certificates
        Series 2003-HE2 Trust

     (Exact name of registrant as specified in its charter)


   New York                                         54-6553640
                                                    54-2123753
                                                    54-2123754
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___




  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.



  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X




  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.



  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.



                              PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1A                           3
             Class A-1B                           3
             Class A-2                            3
             Class A-3A                           4
             Class A-3B                           3
             Class A-3C                           3
             Class B-1                            4
             Class B-2                            8
             Class M-1                            5
             Class M-2                            3
             Class M-3                            3
             Class M-4                            5
             Class P                              1
             Class R1                             1
             Class X                              1

             Total:                              50


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.





                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.





                            PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Chase Manhattan Mtg Corp, as Servicer <F1>
       b) Option One, as Servicer <F1>



     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Chase Manhattan Mtg Corp, as Servicer <F1>
       b) Option One, as Servicer <F1>



     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Chase Manhattan Mtg Corp, as Servicer <F1>
       b) Option One, as Servicer <F1>




     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On November 7, 2003, December 8, 2003, and January 9, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.



  <F1> FIled herewith.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Goldman Sachs Mortgage Securities Corp.
     Mortgage Pass-Through Certificates
     Series 2003-HE2 Trust
     (Registrant)



  Signed: GS Mortgage Securities Corporation as Depositor


  By:   Janet Bell, Chief Executive Officer

  By: /s/ Janet Bell, Chief Executive Officer

  Dated: March 30, 2004



  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification


  Sarbanes-Oxley Certification

  Re: GSAMP Trust 2003-HE2 (the "Trust") Mortgage Pass-Through Certificates, Series 2003-HE2, issued pursuant to the Pooling and Servicing Agreement, dated as of August 1, 2003 (the "Pooling and Servicing Agreement"), among GS Mortgage Securities Corp., as depositor, Chase Manhattan Mortgage Corporation, as servicer ("Chase"), Option One Mortgage Corporation, as servicer and responsible party ("Option One"), Accredited Home Lenders, Inc., as servicer and responsible party ("Accredited") and Wells Fargo Bank Minnesota, National Association, as trustee (the "Trustee")


  I, Janet Bell , certify that:

  1. I have reviewed this annual report on Form 10-K("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

  2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing Agreement for inclusion in the Reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing
     Agreement, and except as disclosed in the Reports, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

  5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in these Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     The Trustee, Chase, and Option One.

     Date: March 30, 2004

     /s/ Janet Bell
     Signature

     Chief Executive Officer
     Title



Ex-99.1 (a)

PRICEWATERHOUSECOOPERS  (logo)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (813) 286 6000

Report of Independent Auditors

To the Board of Directors and Stockholder of Chase Manhattan Mortgage Corporation:

We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit
I). The Company performs loan sub servicing functions for the residential loan servicing portfolio of its affiliate, Chase Mortgage Company West. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ Pricewaterhousecoopers LLP

March 3, 2004




Ex-99.1 (b)


(logo)
KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles. CA 90071-1568


Independent Accountants' Report


The Board of Directors and Stockholder
Option One Mortgage Corporation:


We have examined management's assertion that Option One Mortgage Corporation complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2003. Management is responsible for Option One Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Option One Mortgage Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Option One Mortgage Corporation's compliance with the minimum servicing standards.


In our opinion, management's assertion that Option One Mortgage Corporation complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.


/s/
KPMG LLP

February 27,2004


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.




Ex-99.2 (a)


(Logo) Chase

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH 43219

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 3, 2004

As of and for the year ended December 31, 2003, Chase Manhattan Mortgage Corporation and its subsidiaries (collectively, the "Group'') have complied in all material respects with the minimum servicing standards (the "standards") set forth in the Mortgage Bankers association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These standards are applicable only to Chase Manhattan Mortgage Corporation's prime and subprime mortgage portfolios.

As of and for this same period, the Group had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000 respectively.

/s/ Steve Rotella
Steve Rotella
Chief Executive Officer

/s/ Terry L. Gentry
Terry L. Gentry
Senior Vice President of Servicing

/s/ Lucy Gambino
Lucy Gambino
Vice President of Risk Management




Ex-99.2 (b)


(logo)
Option
One
Mortgage Corproation




Management Assertion
As of and for the year ended December 31, 2003, Option One Mortgage Corporation complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same peeiod, Option One Mortgage Corporarion had in effect a fidelity bond and errors and omissions policy in the amounts of S 15,000.000 and $15,000,000, respectively.

/s/ Robert E. Dubrish
Robert E. Dubrish, Chief Executive Officer

/s/ William L. O'Neill
WiIliam L. O'Neill, Chief Financial Officer

/s/ Sheridan Brooks
Sheridan Brooks, Controller

/s/ John A. Vella
John A. Vella, Cheif Servicing Officer


CORPORATE OFFICE. 3 ADA STREET. IRVINE. CALIFORNIA.92618





Ex-99.3 (a)


(Logo) Chase
THE RIGHT RELATIONSHIP IS EVERYTHING

March 16, 2004

Mr. Timothy Deal
Wells Fargo MN
MAC-N2702-011
9062 Old Annapolis Rd
Columbia MD 21045

RE: Annual Statements as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of August 1, 2003, GSAMP Trust 2003-HE2, I, H. John Berens, hereby certify that
(I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,

/s/ H. John Berens
H. John Berens
Senior Vice President

HJB/em

cc: Lucy Gambino

Enc.

483




Ex-99.3 (b)


(logo)

H&R BLOCK

(logo)
OPTION ONE
MORTGAGE

an H&R BLOCK company


March 15,2004

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road,
Columbia, Maryland 21045
Attention: Corporate Trust Services GSAMP 2003-HE2


PricewaterhouseCoopers LLP
222 Lakeview Avenue, Suite 360
West Palm Beach, Florida 33401
Attention: Jonathan Collman


Fitch Ratings
1 State Street Plaza
New York, NY 10004


Moody's Investor Service, Inc.
99 Church Street
New York, NY 10007


Standard & Poor's, a division of the McGraw-Hill Companies, Inc.
55 Water Street
New York, NY 10041


Pursuant to Section 3.22 of the Pooling and Servicing Agreement, dated and effective as of August 1, 2003, (the "Agreement") among GS Mortgage Securities Corp., as Depositor, Option One Mortgage Corporation, as Servicer and Responsible Party, Chase Manhattan Mortgage Corporation, as Servicer, accredited Home Lenders, Inc., as Servicer, Wells Fargo Bank Minnesota, National Association, as Trustee, I certify that:


1. A review of the activities of the Servicer during the calendar year ended December 31, 2003, and of performance under the aforementioned agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement during the calendar year ended December 31, 2003, subject to any matters noted in the servicing report provided under Section 3.23 of the Agreement.


/s/ William L. O'Neill
William L. O'Neill
Senior Vice President \ Chief Financial Officer
Option One Mortgage Corporation


www.optiononeonline.com
6501 Irvine Center Drive * Irvine * California * 92618-2304 * 949.790.8100
* Fax 949.790.8505
(logo)
Equal Housing LENDER




Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1A                             479,964.70          4,617,550.77                 0.00              95,364,449.24
   A-1B                              53,086.28            461,838.20                 0.00               9,538,161.79
   A-2                            1,748,831.92         15,133,402.05                 0.00             344,802,597.95
   A-3A                             215,550.49          1,999,760.21                 0.00              42,410,239.80
   A-3B                             379,818.44          5,431,233.43                 0.00              81,004,766.57
   A-3C                             191,185.22                  0.00                 0.00              34,179,000.00
   B-1                              122,775.45                  0.00                 0.00               7,383,000.00
   B-2                              135,550.70                  0.00                 0.00               7,753,000.00
   M-1                              222,891.88                  0.00                 0.00              36,916,000.00
   M-2                              151,974.33                  0.00                 0.00              19,196,000.00
   M-3                               78,818.15                  0.00                 0.00               8,490,000.00
   M-4                              205,190.49                  0.00                 0.00              14,766,000.00
   P                                523,625.74                  0.00                 0.00                       0.00
   R1                                     0.00                  0.00                 0.00                       0.00
   X                             11,826,546.22                  0.00                 0.00               8,859,682.37